Form 10-K
period 2024-12-31
Duke Energy Progress NC Storm Funding LLC; DUKE ENERGY PROGRESS, LLC.
filed 2025-03-28
CIK 1881229, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Progress NC Storm Funding LLC ("DEPNCSF") as of December 31, 2024:

Name	Age	Current and Recent Positions Held
Michael P. Callahan	49
Senior Vice President & Treasurer, Duke Energy Progress and Duke Energy Corporation. Mr. Callahan assumed his role as Senior Vice President & Treasurer in 2024. In addition, he assumed his role as President, Treasurer, Chief Financial Officer, and Manager of DEPNCSF in November 2024.

Cynthia S. Lee	58
Senior Vice President, Chief Accounting Officer and Controller, Duke Energy Progress and Duke Energy Corporation. Ms. Lee has served as Senior Vice President, Chief Accounting Officer and Controller since November 2024. Prior to that, she served as Vice President, Chief Accounting Officer and Controller from May 2021 to November 2024; Director of Investor Relations from June 2019 to May 2021; and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002. Her role as Manager and Controller of DEPNCSF began in September 2021.

Bernard J. Angelo	55
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
EXHIBIT INDEX
Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit No.	Description of Exhibit
3.1
Certificate of Formation of Duke Energy Progress NC Storm Funding LLC (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SF-1 of Duke Energy Progress, LLC filed on September 3, 2021, File No. 333-259315-01)

3.2
Amended and Restated Limited Liability Company Agreement of Duke Energy Progress NC Storm Funding LLC, dated and effective as of November 15, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed November 19, 2021, File No. 333-259315-01)

4.1
Indenture, dated as of November 24, 2021, by and between Duke Energy Progress NC Storm Funding LLC and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 24, 2021, File No. 333-259315-01)

4.2
Series Supplement, dated as of November 24, 2021, by and between Duke Energy Progress NC Storm Funding LLC and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed November 24, 2021, File No. 333-259315-01)

10.1
Storm Recovery Property Servicing Agreement, dated as of November 24, 2021, by and between Duke Energy Progress NC Storm Funding LLC, and Duke Energy Progress, LLC, as Servicer (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2021, File No. 333-259315-01)

10.2
Storm Recovery Property Purchase and Sale Agreement, dated as of November 24, 2021, by and between Duke Energy Progress NC Storm Funding LLC, and Duke Energy Progress, LLC, as Servicer (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 24, 2021, File No. 333-259315-01)

10.3
Administration Agreement, dated as of November 24, 2021, by and between Duke Energy Progress NC Storm Funding LLC and Duke Energy Progress, LLC, as administrator (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 24, 2021, File No. 333-259315-01)

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
99.1
Financing Order, filed in a Joint Petition by Duke Energy Carolinas, LLC and Duke Energy Progress, LLC on October 26, 2020 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form SF-1 of Duke Energy Carolinas, LLC filed on September 3, 2021, File No. 333-259315-01)

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 28, 2025

DUKE ENERGY PROGRESS NC STORM FUNDING LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Controller and Manager

DUKE ENERGY PROGRESS, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller
Duke Energy Progress, LLC